Form 10-K
period 2004-09-30
PUMA Global Trust No. 3
filed 2004-12-20
CIK 1289778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal period ended September 30, 2004

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

Item 3. LEGAL PROCEEDINGS

     The Manager knows of no material legal proceedings involving the Trust, the Manager or the Issuer Trustee which were pending as of September 30, 2004 or as of the date of this report.

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

     The quarterly servicing reports with respect to the Trust for the quarterly payment dates in November 2003, February 2004, May 2004 and August 2004, are incorporated herein by reference and aggregate totals for the period October 1, 2003 through September 30, 2004 which includes totals through the cut-off date for the last quarterly payment date before the end of the fiscal year, are attached to this report as Exhibit 99.1.

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

Under Part 4 of the Australian Charter of the United Nations Act 1945 and the Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003, the approval of the Minister for Foreign Affairs, or the Minister’s delegate, is required with respect to certain payments and actions in relation to assets of the previous Government of Iraq prescribed under, or which is owned or controlled directly or indirectly by a person or entity under, those provisions or is an asset derived or generated from such assets (such persons include, former President Saddam Hussein, senior Iraqi officials of the former Government of Iraq and their immediate families). The Australian Minister for Foreign Affairs may make arrangements for the transfer of such assets to the Development Fund for Iraq established by Security Council Resolution 1483 and located within the Iraqi Central Bank. Such restrictions may change in the future.

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

(a) A copy of the PUMA Global Trust No. 3 Aggregate Totals for the Period from October 1, 2003 to September 30, 2004 is attached hereto as Exhibit 99.1. A copy of the Certification is attached hereto and is incorporated herein as Exhibit No. 99.2. A copy of the Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited is attached hereto and incorporated herein as Exhibit No. 99.3.

     EXHIBITS:

Designation	Description	Method of Filing
Exhibit 99.1	PUMA Global Trust No. 3 Aggregate Totals for the Period from October 1, 2003 to September 30, 2004	99.1

Exhibit 99.2	Certification	99.2

Exhibit 99.3	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited	99.3

     (b) On November 7, 2003, February 10, 2004, May 11, 2004 and August 5, 2004 a report on Form 8-K was filed by the Registrant with respect to the G-3 Trust, in order to provide the statement for quarterly distributions to the Noteholders for the G-3 Trust. No other reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

MACQUARIE SECURITISATION LIMITED

By:	/s/ Matthew O’Hare
Name: Title:	Matthew O’Hare Director

Date: December 16, 2004

INDEX TO EXHIBITS

Exhibit No.	Document Description
Exhibit 99.1	PUMA Global Trust No. 3 Aggregate Totals for the Period from October 1, 2003 to September 30, 2004

Exhibit 99.2	Certification

Exhibit 99.3	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited